Form 10-K
period 2005-12-31
Nelnet Student Loan Tust 2003-2
filed 2006-03-31
CIK 1345237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from .............. to ..............

                       Commission file number 333-82280

                        NELNET STUDENT LOAN FUNDING, LLC
                                   SPONSOR FOR
                    NELNET STUDENT LOAN FUNDING TRUST 2003-2
             (Exact name of registrant as specified in its charter)


               Delaware                                  75-2997993
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


  121 South 13th Street, Suite 201
         Lincoln, Nebraska                                  68508
(Address of principal executive offices)                 (Zip Code)

                                 (402) 458-2370
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

        INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES __ NO X

        INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE ACT. YES __ NO X

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
 LARGE ACCELERATED FILER __   ACCELERATED FILER  __   NON-ACCELERATED FILER X

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT). YES__ NO X

        STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER: NONE

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


                                                                            Page

PART I
      ITEM 1.    BUSINESS......................................................2
      ITEM 1A.   RISK FACTORS..................................................2
      ITEM 1B.   UNRESOLVED STAFF COMMENTS.....................................2
      ITEM 2.    PROPERTIES....................................................2
      ITEM 3.    LEGAL PROCEEDINGS.............................................2
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........2

PART II
      ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                        MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.....2
      ITEM 6.    SELECTED FINANCIAL DATA.......................................2
      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATION...............................2
      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK............................................3
      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................3
      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE....................3
      ITEM 9A.   CONTROLS AND PROCEDURES.......................................3
      ITEM 9B.   OTHER INFORMATION.............................................3

PART III
      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............3
      ITEM 11.   EXECUTIVE COMPENSATION........................................3
      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............3
      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................3
      ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES........................3

PART IV
      ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................3

SIGNATURES.....................................................................4

CERTIFICATIONS.................................................................5

    Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances, including Key Bank USA (pub. avail. May 9, 1997) and SMS Student Loan Trust 1994-A (pub. avail. March 1, 1995) (collectively, the "Relief Letters").

                                     PART I

ITEM 1.  BUSINESS

     Nelnet Student Loan Trust 2003-2 (the "Trust") has been established as a Delaware statutory trust pursuant to a trust agreement by and between Nelnet Student Loan Funding, LLC, as sponsor and initial certificateholder, and a Delaware trustee. The Trust issued notes in one or more series, and in one or more classes. The trust agreement limits the operations of the Trust to the following activities: to acquire, hold, manage and sell student loans, other assets of the Trust and any proceeds therefrom; to issue notes; to make payments of principal and interest on the notes; and, to engage in any incidental or related activities.

ITEM 1A.  RISK FACTORS

   Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

   The Trust has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.  PROPERTIES

   The property of the Trust consists of a pool of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof, and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

   Annual Statements of Compliance with loan servicing and other administrative requirements relating to the Trust's assets are attached as Exhibit 99.1 and
99.2 hereto. These statements are required by:

   -Section 4.04(g) of the Indenture of Trust dated as of July 1, 2003. -Section 3(a) of the Administration Agreement dated as of July 1, 2003.

ITEM 3.  LEGAL PROCEEDINGS

   There were no material pending legal proceedings relating to the Trust to which the Trust, the Indenture Trustee, the Eligible Lender Trustee, National Education Loan Network, Inc., as Master Servicer, or Nelnet, Inc., as Subservicer, was a party or which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Registrant aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   At December 31, 2005, the Trust had issued one certificate representing an undivided beneficial ownership interest in the Trust (the "Certificate"). Nelnet Student Loan Funding, LLC is the sole owner of the Certificate. There is no established trading market for the Certificate.

ITEM 6.  SELECTED FINANCIAL DATA

   Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   Omitted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Omitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

   Not applicable.

ITEM 9B.  OTHER INFORMATION

   During the fourth quarter of 2005, no information was required to be disclosed in a report on Form 8-K, but not reported.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Omitted.

ITEM 11.  EXECUTIVE COMPENSATION

   Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Nelnet Student Loan Funding, LLC is the sole owner of the Certificate issued by the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Trust has no knowledge of any transaction or series of transactions to which the Trust is a party with any holder of the notes issued by the Trust who owns of record or beneficially more than 5% of the Notes.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   Not applicable.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

   The following documents are filed as part of this Annual Report on Form 10-K.


   EXHIBIT NO.     DESCRIPTION
   -----------     -----------

   31.1            Rule 15d - 14(d) Certification

   99.1 Annual Statement of Compliance - Officer's Certificate of the Servicer (National Education Loan Network, Inc.) - Nelnet Student Loan Trust 2003-2

   99.2 Annual Statement of Compliance - Officer's Certificate of the Administrator - Nelnet Student Loan Trust 2003-2

   99.3            Servicer Compliance Audit - Year Ended December 31, 2005

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  March 31, 2006

                                      NELNET STUDENT LOAN FUNDING, LLC
                                      By: Nelnet Student Loan Funding Management
                                      Corporation, as Manager and Special Member


                                      By:  /s/ Michael S. Dunlap
                                          --------------------------------------
                                               Michael S. Dunlap, President
                                               (Principal Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                Title                      Date
                 ---------                -----                      ----

By:   /s/ Michael S. Dunlap         President (Principal          March 31, 2006
    ----------------------------    Executive Officer)
    Michael S. Dunlap

By:   /s/ Jim Kruger                Secretary, Treasurer, and     March 31, 2006
    ----------------------------    Director (Principal
    Jim Kruger                      Financial and Accounting
                                    Officer)

By:   /s/ Terry J. Heimes           Vice President and            March 31, 2006
    ----------------------------    Director
    Terry J. Heimes

By:   /s/ Jeffery R. Noordhoek      Vice President and            March 31, 2006
    ----------------------------    Director
    Jeffery R. Noordhoek

By:   /s/ Del Cochran               Director                      March 31, 2006
    ----------------------------
    Del Cochran

By:                                 Director
    ----------------------------
    Mark Whitehead

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

   The registrant has not sent to security holders any annual report for its last fiscal year or any proxy material with respect to a meeting of shareholders.